Form 10-K405
GUARDSMAN PRODUCTS INC
filed 1995-03-30
CIK 44420

__________________________________________________________________________
__________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-K

     _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the year ended December 31, 1994
                                       OR
     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______________ to
          ________________.

                         Commission File Number 1-4704

                            GUARDSMAN PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                               38-0593900
     (State of incorporation)          (I.R.S. Employer Identification No.)

  3033 Orchard Vista Drive, S.E.
           Suite 200
         P.O. Box 1521
     Grand Rapids, Michigan                            49501
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (616) 957-2600

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
         Title of each class                on which registered
     Common Stock, $1.00 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  _X__   No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   _X___



The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant* as of March 27, 1995, was $105,171,897 based on the closing price on that date on the New York Stock Exchange.

As of March 27, 1995, 9,486,199 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

__________________________________________________________________________
__________________________________________________________________________
*FOR PURPOSES OF THIS COMPUTATION, IRWIN WAYNE URAN IS DEEMED TO BE A NON-AFFILIATE OF THE REGISTRANT.

                   Page 1 of 140 pages









































                      DOCUMENTS INCORPORATED BY REFERENCE


          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     1.   Registrant's 1994 Annual Report to Stockholders.

     2. Registrant's Proxy Statement for the May 11, 1995 Annual Meeting of Stockholders.

          The parts of the Form 10-K Annual Report into which the foregoing documents are incorporated are listed in the following Cross Reference Sheet. Only those pages of the foregoing documents which are specifically listed in the Cross Reference Sheet are incorporated by reference.

          An Exhibit Index is located on page 16.


































                           -2-
                             CROSS REFERENCE SHEET

                                                         Location of
                                                         Information*

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    (a)  General Development of
         Business. . . . . . . . . . . . . . . . . . . A83-86, A94-96
    (b)  Financial Information About
         Industry Segments . . . . . . . . . . . . . A81-86, A109-110
    (c)  Narrative Description of
         Business. . . . . . . . . . . . . . . . . . . . . . . A83-86
    (d)  Financial Information About Foreign
         and Domestic Operations and Export
         Sales . . . . . . . . . . . . . . . . . . . . .A85, A109-110

ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . A85-86

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . .A79-80, A86, A101-102

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . **


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS

    (a)  Market Information. . . . . . . . . . . . . . .A86, A114-115
    (b)  Holders . . . . . . . . . . . . . . . . . . . . . .A86, A115
    (c)  Dividends . . . . . . . . . . . . . . . . . . . . . . . A115

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . A81-82, A109-110
____________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.

**  Not applicable.







                           -3-
                                                         Location of
                                                         Information*
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

    (a)  Full Fiscal Years . . . . . . . . . . . . . . . . . . A76-80
    (b)  Interim Periods . . . . . . . . . . . . . . . . . . . . . **

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

    (a)  Report of Independent Public Accountants. . . . . . . . A113
    (b)  Consolidated Balance Sheets--
         December 31, 1994 and 1993. . . . . . . . . . . . . . A88-89
    (c)  Consolidated Statements of Income--
         Years ended December 31, 1994, 1993 and 1992. . . . . . .A90
    (d)  Consolidated Statements of Stockholders'
         Equity--Years ended December 31, 1994, 1993
         and 1992. . . . . . . . . . . . . . . . . . . . . . . . .A91
    (e)  Consolidated Statements of Cash Flows--
         Years ended December 31, 1994, 1993 and 1992. . . . . . .A92
    (f)  Notes to Consolidated Financial Statements--
         December 31, 1994 . . . . . . . . . . . . . . . . . .A93-111

ITEM 9.  CHANGES IN CERTIFYING ACCOUNTANTS

         During 1993, the corporation's management and Audit Committee obtained competitive proposals for audit services from a number of prominent accounting firms, including the corporation's former principal accountants. On August 12, 1993, the Board of Directors approved the appointment of Arthur Andersen LLP as the corporation's principal independent accountants for the fiscal year ending December 31, 1993, replacing Ernst & Young LLP, who previously served in this role. The decisions to invite proposals and to select the proposal of Arthur Andersen LLP were recommended by the Audit Committee.






____________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter
    "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.

**  Not applicable.


                           -4-
         The report of Ernst & Young LLP on the corporation's financial statements for fiscal year 1992 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audit of the corporation's financial statements for fiscal year 1992 and in any subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the matter in their report.

         The above information was included in a Form 8-K current report filed by the registrant with the Securities and Exchange Commission on August 19, 1993. The corporation delivered a copy of the Form 8-K to Ernst & Young LLP. A letter to the Securities and Exchange Commission from Ernst & Young LLP stating that Ernst & Young LLP agrees with the above statements is filed as an exhibit to the Form 8-K.

                                                         Location of
                                                         Information*
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

    (a)  Identification of Directors . . . . . . . . . . A116, P19-23
    (b)  Identification of Executive
         Officers. . . . . . . . . . . . . . . . A86-87, A117, P19-24
    (c)  Identification of Certain
         Significant Employees . . . . . . . . . . . . . . . . . . **
    (d)  Family Relationships. . . . . . . . . . . . . . . . . . . **
    (e)  Business Experience . . . . . . . . . . . . . . . . . P21-24
    (f)  Involvement in Certain Legal
         Proceedings . . . . . . . . . . . . . .A79-80, A86, A101-102
    (g)  Promoters and Control Persons . . . . . . . . . . . . . . **





____________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter
    "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.

**  Not applicable.


                           -5-
                                                         Location of
                                                         Information*
ITEM 11. EXECUTIVE COMPENSATION

    (a)  Summary Compensation Table. . . . . . . . . . . . . . P28-29
    (b)  Option Grants Table . . . . . . . . . . . . . . . . . . .P30
    (c)  Aggregated Option Exercises and
         Fiscal Year-end Option Value Table. . . . . . . . . . . .P31
    (d)  Long-term Incentive Plan Awards Table . . . . . . . . . .P31
    (e)  Defined Benefit Plan Disclosure . . . . . . . . . . . P32-34
    (f)  Compensation of Directors . . . . . . . . . . . .P27-28, P44
    (g)  Employment Contracts. . . . . . . . . . . . . . . . . . .P29
    (h)  Additional Information with Respect
         to Compensation Committee Interlocks and
         Insider Participation in Compensation
         Decisions . . . . . . . . . . . . . . . . . . . . . . . .P44
    (i)  Organization/Compensation Committee
         Report on Executive Compensation. . . . . . . . . . . P34-39
    (j)  Performance Graphs. . . . . . . . . . . . . . . . . . P43-44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

    (a)  Security Ownership of Certain
         Beneficial Owners . . . . . . . . . . . . . . . . . . P18-19
    (b)  Security Ownership of Management. . . . . . . . . . . P19-20
    (c)  Changes in Control. . . . . . . . . . . . . . . . . . . . **

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

    (a)  Transactions With Management and Others . . . . . . . . . **
    (b)  Certain Business Relationships. . . . . . . P18-20, P25, P28
    (c)  Indebtedness of Management. . . . . . . . . . . . . . P29-30
    (d)  Transactions With Promoters . . . . . . . . . . . . . . . **






____________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter
    "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the stamped sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.

**  Not applicable.


                           -6-
                                                         Location of
                                                         Information*
                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

         1. Financial Statements. The consolidated financial statements of Guardsman Products, Inc., and the report of independent public accountants covering these financial statements, included in the Company's 1994 Annual Report to Stockholders are incorporated herein by reference and are listed in
              Item 8 of this Cross Reference Sheet.

         2. Financial Statement Schedule.** The following consolidated financial statement schedule is included in Item 14(d) and should be read in conjunction with the consolidated financial statements of Guardsman Products, Inc.:

              Report of Independent Public Accountants
              on Financial Statement Schedule. . . . . . . . .Page 13

              Schedule II - Valuation and
              Qualifying Accounts. . . . . . . . . . . . . . Page  14





_________________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter
    "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.

** All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or equivalent disclosure has been made in the consolidated financial statements and notes thereto, which are included in the Registrant's 1994 Annual Report to Stockholders, and are incorporated herein. Therefore, these schedules have been omitted.




                           -7-
                                                         Location of
                                                         Information*


    3. Exhibits. The exhibits included in Item 14(c) are listed on the accompanying Exhibit Index on pages 16 to 19.

                       EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following is a listing of executive compensation plans and arrangements (also included in the accompanying Exhibit Index), noting where a copy of each plan or arrangement can be found:

         10-A Employment Agreement between the Registrant and Charles E.
              Bennett - Form 10-Q for the quarter ended June 30, 1990,
              Exhibit 10a.
         10-B Employment Agreement between the Registrant and Edward D.
              Corlett - Form 10-Q for the quarter ended June 30, 1990,
              Exhibit 10b.
         10-C Employment Agreement between the Registrant and Keith C.
              Vander Hyde, Jr. - Form 10-Q for the quarter ended September 30, 1991, Exhibit 10b.
         10-D Employment Agreement between the Registrant and Everette L.
              Martin - Form 10-K for the year ended December 31, 1992,
              Exhibit 10-E.
         10-E Employment Agreement between the Registrant and Henry H.
              Graham, Jr., Pages 20 to 30.
         10-F Form of Guardsman Products, Inc., Supplemental Executive
              Retirement Plan - Form 10-K for the year ended December 31, 1989, Exhibit 10-D.
         10-G Amendments to Guardsman Products, Inc., Supplemental
              Executive Retirement Plan - Form 10-K for the year ended December 31, 1989, Exhibit 10-E.
         10-H Guardsman Products, Inc., Retirement Plan for Directors, with attached amendments - Form 10-K for the year ended December 31, 1992, Exhibit 10-H.
         10-I Guardsman Products, Inc. Pension Restoration Plan, Pages 31
              to 39.
         10-K Guardsman Products, Inc. 1980 Performance Award Plan - Form
              10-K for the year ended December 31, 1983, Exhibit 10-B.
         10-L Guardsman Products, Inc., 1984 Incentive Stock Option Plan,
              with attached amendments - Form 10-K for the year ended
              December 31, 1992, Exhibit 10-K.











                           -8-
                                                         Location of
                                                         Information*


         10-M Guardsman Products, Inc., 1988 Stock Option Plan, with attached amendments - Form 10-K for the year ended December 31, 1992, Exhibit 10-L.
         10-N Guardsman Products, Inc., 1991 Stock Option Plan -Definitive
              Proxy Statement filed April 3, 1991, Exhibit A.

    (b) The Company has not filed any reports with the Securities and Exchange Commission on Form 8-K during the last quarter of the period covered by this report.

    (c)  Exhibits required to be filed in response to this portion of
         Item 14 are submitted as a separate section of this report.

    (d) Financial statement schedule required to be filed in response to this portion of Item 14 is submitted as a separate section of this report.


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .Pages 10-11



_________________________

* All page references preceded by the letter "A" are to the page numbers of the 1994 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter
    "P" refer to pages in the 1995 Proxy Statement, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.




















                           -9-
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GUARDSMAN PRODUCTS, INC.
                                  (registrant)


Dated:  March 29, 1995            By /s/ Henry H. Graham, Jr.
                                     Henry H. Graham, Jr.
                                      Vice President of Finance,
                                      Chief Financial Officer
                                      and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 29, 1995 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ Paul K. Gaston                /s/ Charles E. Bennett
Paul K. Gaston*                   Charles E. Bennett
  Chairman                          President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)



/s/ Henry H. Graham, Jr.          /s/ J. Russell Fowler
Henry H. Graham, Jr.              J. Russell Fowler*
  Vice President of Finance         Director
  Chief Financial Officer and
  Treasurer
  (Principal Financial and
  Accounting Officer)


/s/ K. Kevin Hepp                 /s/ George R. Kempton
K. Kevin Hepp*                    George R. Kempton*
  Director                          Director


/s/ Winthrop C. Neilson           /s/ Robert D. Tuttle
Winthrop C. Neilson*              Robert D. Tuttle*
  Director                          Director



                           -10-
/s/ James L. Sadler               /s/ Robert W. Schult
James L. Sadler*                  Robert W. Schult*
  Director                          Director


/s/ Grant C. Gentry               *By/s/ Henry H. Graham, Jr.
Grant C. Gentry*                     Henry H. Graham, Jr.
  Advisory Member                    Attorney-in-fact














































                           -11-
                           ANNUAL REPORT ON FORM 10-K

                               ITEM 14(c) and (d)

                          FINANCIAL STATEMENT SCHEDULE

                                      AND

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1994

                            GUARDSMAN PRODUCTS, INC.

                             GRAND RAPIDS, MICHIGAN







































                           -12-
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             ON FINANCIAL STATEMENT
                                    SCHEDULE


To the Stockholders and Board of Directors of Guardsman Products, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements as of December 31, 1994 and 1993, and for the years then ended included in Guardsman Products, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 as explained in note 6 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 as of December 31, 1994 and 1993, and for the years then ended are the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Grand Rapids, Michigan
January 26, 1995






















                           -13-

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        GUARDSMAN PRODUCTS, INC.
                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                          AMOUNTS IN THOUSANDS
_______________________________________________________________________________________________________
     COL. A                            COL. B              COL. C                COL. D       COL. E
_______________________________________________________________________________________________________

                                                         Additions
                                                                 Charged
                                     Balance at   Charged to    to other                      Balance
                                      beginning    costs and   accounts--      Deductions--    at end
   Description                        of period    expenses     describe        describe      of period
Year ended December 31, 1994:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                            $2,657      $  669      $_______       $   75<FC>      $3,251
  Accumulated amortization of
    other intangible assets <FA>        $4,003      $1,980      $_______       $  609<FF>      $5,374
  Reserve for discontinued
    operations                          $1,162      $_____      $_______       $1,162<FD>      $_____

Year ended December 31, 1993:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                            $2,078      $  518      $    109<FB>   $   48<FC>      $2,657
  Accumulated amortization of
    other intangible assets <FA>        $3,565      $1,554      $     38<FB>   $1,154<FE>      $4,003
  Reserve for discontinued
    operations                          $1,520      $_____      $_______       $  358<FD>      $1,162

Year ended December 31, 1992:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                            $1,709      $  461      $_______       $   92<FC>      $2,078
  Accumulated amortization of
    other intangible assets <FA>        $2,642      $  923      $_______       $_____          $3,565
  Reserve for discontinued
    operations                          $2,341      $_____      $_______       $  821<FD>      $1,520

Notes:
<FA> Other intangible assets include costs of formulas, patents, trademarks and other costs.
<FB> Additions charged to other accounts represent accumulated amortization amounts for Armorguard
     Products, Inc., which was fully consolidated effective January 1, 1993.
<FC> Deductions from accumulated amortization of goodwill represent foreign currency translation adjustments in 1994, 1993 and 1992.

                                          -14-
<FD> Deductions from the reserve for discontinued operations represent the disposal of associated assets during 1994, 1993 and 1992.
<FE> Deductions from accumulated amortization of other intangible assets for 1993 represent the write-off of a fully amortized patent and an expired formula.
<FF> Deductions from accumulated amortization of other intangible assets for 1994 represent the expiration of a trademark and noncompete covenant.














































                           -15-
                                 EXHIBIT INDEX


 3-A Guardsman Products, Inc., Restated Certificate of Incorporation, which was filed as an exhibit to the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission on December 20, 1988, is hereby incorporated by reference.

 3-B Guardsman Products, Inc., Bylaws, which was filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 10, 1994, are hereby incorporated by reference.

 4-A An amendment to the existing Credit Agreement (and related Revolving Credit Note), dated July 21, 1994, between Guardsman Products, Inc. and Comerica Bank to increase the amount the Company can borrow from $15,000,000 to $20,000,000, which was filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 10, 1994, is hereby incorporated by reference.

 4-B An amendment to the existing Credit Agreement (and related Revolving Credit Note), dated November 9, 1993, between Guardsman Products, Inc. and Comerica Bank to increase the amount the Company can borrow from $10,000,000 to $15,000,000, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 22, 1994, is hereby incorporated by reference.

 4-C $10,000,000 Credit Agreement (and Related Revolving Credit Note) between Guardsman Products, Inc. and Comerica Bank, dated June 5, 1992, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 23, 1993, is hereby incorporated by reference.

 4-D $20,000,000 Credit Agreement (and related Note) between Guardsman Products, Inc. and The First National Bank of Chicago, dated July 15, 1994, which as filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 10, 1994, is hereby incorporated by reference.

 4-E The Registrant also has other classes of long-term debt instruments outstanding. The amount of debt outstanding on these other long-term debt instruments at the date of this Form 10-K Annual Report does not exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish copies of agreements pertaining to such long-term indebtedness to the Securities and Exchange Commission upon request.





                           -16-
10-A Employment Agreement between the Registrant and Charles E. Bennett, which was filed as an exhibit to the Registrant's
          Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 1990, is hereby incorporated by reference.

10-B Employment Agreement between the Registrant and Edward D. Corlett, which was filed as an exhibit to the Registrant's
          Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 1990, is hereby incorporated by reference.

10-C Employment Agreement between the Registrant and Keith C. Vander Hyde, Jr., which was filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1991, is hereby incorporated by reference.

10-D Employment Agreement between the Registrant and Everette C. Martin, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 23, 1993, is hereby incorporated by reference.

10-E Employment Agreement between the Registrant and Henry H. Graham, Jr. dated January 15, 1995, Pages 20 to 30.

10-F Form of Guardsman Products, Inc. Supplemental Executive Retirement Plan between the Registrant and Charles E. Bennett, Edward D. Corlett, Henry H. Graham, Jr., Everette L. Martin, Keith C. Vander Hyde, Jr. and nine other current and former employees, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1989, is hereby incorporated by reference.

10-G Amendments to Guardsman Products, Inc. Supplemental Executive Retirement Plan approved by Board of Directors on February 9, 1989, and November 14, 1989, which were filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1989, are hereby incorporated by reference.

10-H Guardsman Products, Inc. Retirement Plan for Directors, with attached amendments, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 23, 1993, is hereby incorporated by reference.

10-I      Guardsman Products, Inc. Pension Restoration Plan, Pages 31 to
          39.





                           -17-
10-J Form of Indemnity Agreement entered into by the Registrant with the directors and executive officers of the Corporation, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1986, is hereby incorporated by reference.

10-K Guardsman Products, Inc. 1980 Performance Award Plan, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1983, is hereby incorporated by reference.

10-L Guardsman Products, Inc. 1984 Incentive Stock Option Plan, with attached amendments, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 23, 1993, is hereby incorporated by reference.

10-M Guardsman Products, Inc. 1988 Stock Option Plan, with attached amendments, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 23, 1993, is hereby incorporated by reference.

10-N Guardsman Products, Inc. 1991 Stock Option Plan, which was filed as an exhibit to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 3, 1991, is hereby incorporated by reference.

10-O Guardsman Products, Inc. 1988 Dividend Reinvestment and Stock Purchase Plan, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1988, is hereby incorporated by reference.

10-P Consulting Agreement between the Registrant and Paul K. Gaston dated January 1, 1994, Pages 40 to 47.

10-Q Non-Qualified Stock Option Agreement between the Registrant and Paul K. Gaston dated November 10, 1994, Pages 48 to 51.

10-R Stockholder Agreement between the Registrant and James L. and John H. Sadler dated August 31, 1994, Pages 52 to 66.

10-S Noncompetition Agreement between the Registrant and James L. Sadler dated August 31, 1994, Pages 67 to 74.

11        Statement Re:  Computation of Per Share Income, Page 75.

13-A      Excerpts from 1994 Annual Report to Stockholders, Pages 76 to 119.

13-B      Report of Prior Independent Auditors, Page 120.




                           -18-
16 Letter on change in certifying accountants, which was filed as an exhibit to the Registrant's Form 8-K current report filed with the Securities and Exchange Commission on August 19, 1993, is hereby incorporated by reference.

21             List of Subsidiaries, Page 121.

23-A           Consent of Independent Public Accountants, Page 122.

23-B           Consent of Prior Independent Auditors, Page  123.

24             Powers of Attorney, Pages 124 to 139.

27             Financial Data Schedule, Page 140.








































                           -19-