Form 10-Q
period 1995-03-30
GUARDSMAN PRODUCTS INC
filed 1995-05-08
CIK 44420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                         Commission File Number 1-4704

                            GUARDSMAN PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                               38-0593900
   (State of incorporation)          (I.R.S. Employer Identification No.)

                   3033 Orchard Vista Drive, S. E., Suite 200
                P.O. Box 1521, Grand Rapids, Michigan      49501
             (Address of principal executive offices)    (Zip Code)


                                 (616) 957-2600
              (Registrant's telephone number, including area code)


                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  _X_     No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1 Par Value, 9,494,936 shares at April 30, 1995.






                           -1-
                            GUARDSMAN PRODUCTS, INC.

                               TABLE OF CONTENTS

                                                              Page No.


Part I - Financial Information

Management Representation                                         3

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets -
  March 31, 1995 and December 31, 1994                            4

  Condensed Consolidated Statements of Income -
  Three Months Ended March 31, 1995 and 1994                      6

  Condensed Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1995 and 1994                      7

  Notes to Condensed Consolidated Financial
  Statements - March 31, 1995                                     8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            11

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       14





















                           -2-
                            GUARDSMAN PRODUCTS, INC.


                         PART I - FINANCIAL INFORMATION


                           Management Representation

The condensed consolidated financial statements included herein have been prepared by Guardsman Products, Inc. (the "Company") without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the registrant as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


























                           -3-

                            GUARDSMAN PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (Unaudited, in thousands)

                                                    March 31,      December 31,
                                                      1995            1994
ASSETS

Current assets
 Cash and cash equivalents                        $    5,386       $   5,630
 Accounts receivable, less allowances
    of $667 and $808, respectively                    34,501          29,517
 Inventories                                          32,974          31,324
 Deferred income taxes                                 1,960           1,866
 Other current assets                                  5,658           5,224
Total current assets                                  80,479          73,561


Property and equipment                                48,160          46,666
  Less accumulated depreciation                       19,477          18,689
                                                      28,683          27,977

Goodwill, less accumulated amortization
  of $3,477 and $3,251, respectively                  20,436          20,336

Other intangibles, less accumulated amorti-
  zation of $5,978 and $5,374, respectively           13,746          12,587

Other assets                                           2,873           2,591
                                                  $  146,217       $ 137,052















                     The accompanying notes are an integral
                       part of these financial statements


                           -4-

                            GUARDSMAN PRODUCTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Unaudited, in thousands except share data)


                                               March 31,      December 31,
                                                 1995             1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                             $   23,009       $  19,286
 Income taxes                                      1,211             510
 Current maturities of long-term debt                 85              93
 Other current liabilities                        11,039          11,299
Total current liabilities                         35,344          31,188

Long-term debt                                    30,403          27,805

Other liabilities                                 14,793          13,633

Stockholders' equity
 Common stock, $1 par value
 Authorized - 15,000,000 shares
 Issued and outstanding - 9,494,436
   shares in 1995, 9,482,199 shares
   in 1994                                         9,495           9,482
 Additional paid-in capital                       46,684          46,560
 Retained earnings                                10,862           9,949
 Cumulative translation adjustments               (1,364)         (1,565)
                                                  65,677          64,426
                                              $  146,217       $ 137,052














                     The accompanying notes are an integral
                       part of these financial statements


                           -5-

                            GUARDSMAN PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (Unaudited, in thousands except share and per share data)

                                              Three Months Ended
                                                   March 31,
                                             1995            1994

Net sales                                $    64,340    $    44,950
Cost of sales                                 43,060         29,231
                                              21,280         15,719
Selling, general and
 administrative expenses                      18,080         13,584
Interest expense                                 484            211
Investment income                               (118)           (85)
Income before income taxes                     2,834          2,009
Income taxes                                   1,162            844
Net income                               $     1,672    $     1,165

Net income per share                     $       .18    $       .15

Weighted average
 shares outstanding                        9,484,154      7,940,876






















                     The accompanying notes are an integral
                       part of these financial statements


                           -6-

                            GUARDSMAN PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Unaudited, in thousands except per share data)
                                                          Three Months Ended
                                                              March 31,
                                                          1995          1994
Operations
  Net income                                         $    1,672    $    1,165
  Adjustments to reconcile net income
   to cash provided by operations
    Depreciation and amortization                         1,686         1,232
    Deferred income tax credits                            (302)          (49)
    Deferred compensation and pension costs                  75            (5)
    Other - net                                            (368)           66
    Changes in certain working capital items
     Accounts receivable                                 (4,003)       (1,674)
     Inventories                                         (1,200)        1,037
     Other current assets                                    38           195
     Accounts payable                                     2,632        (1,109)
     Accrued expenses                                       642          (208)
Cash provided by operations                                 872           650

Investing Activities
  Purchase of businesses                                 (1,297)
  Fixed asset additions                                  (1,544)         (418)
  Other - net                                               (61)          679
Cash (used in) provided by investing activities          (2,902)          261

Financing Activities
  Cash dividends - $.08 per share in
   1995 and 1994                                           (759)         (636)
  Increase (decrease) in debt                             2,239          (332)
  Stock issued under employee and
   stockholder plans                                        137           402
Cash provided by (used in) financing activities           1,617          (556)

Effect of foreign currency rate changes                     169          (190)
Increase (decrease) in cash and cash equivalents           (244)          155
Cash and cash equivalents at beginning of period          5,630         4,472
Cash and cash equivalents at end of period           $    5,386    $    4,627





                     The accompanying notes are an integral
                       part of these financial statements


                           -7-
                            GUARDSMAN PRODUCTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B - ACQUISITION OF BUSINESS

As previously disclosed, on August 31, 1994, the Company purchased 100% of the stock of Moline Paint Manufacturing Co. ("Moline"). The accompanying condensed consolidated statements of income reflect the operating results of Moline since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Moline for the three months ended March 31, 1994 are summarized below (in thousands, except per share amounts):

                             Three Months Ended
                               March 31, 1994
Net sales                         $55,040
Net income                          1,454
Earnings per share                    .15

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1994 or of future results of operations of the consolidated entities.

Effective January 30, 1995, the Company purchased the business and certain assets (primarily accounts receivable, inventory and intangible assets) of Soil Shield International, Inc. ("Soil Shield"), a producer and distributor of retail-applied fabric protection products. The Company is servicing the former Soil Shield customers from its existing facilities. The acquisition of Soil Shield did not have a material effect on the Company's financial statements.



                           -8-
                            GUARDSMAN PRODUCTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995


                                   CONTINUED


NOTE C - INVENTORIES

Inventories are summarized below (in thousands):

                                           March 31,     December 31,
                                             1995            1994
Finished products                         $  17,304       $  16,680
Raw materials and work in process            15,670          14,644
                                          $  32,974       $  31,324

NOTE D - INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 1995 was 41.0% compared to 42.0% during the same period in 1994. The effective tax rates for both periods were influenced by the relationship of permanent differences to estimated taxable income. The Company's effective income tax rate for the remainder of the year may either increase or decrease depending upon the components and level of consolidated pretax income. Income taxes paid totaled $775,000 and $670,000 for the three months ended March 31, 1995 and 1994, respectively.

NOTE E - LEGAL PROCEEDINGS AND ENVIRONMENTAL OBLIGATIONS

Like other companies in its industry, Guardsman is subject to existing and evolving standards related to the protection of the environment. As a result, it is the Company's policy to establish reserves for site restoration costs and related claims where it is probable a liability exists and the amount can be reasonably estimated. These reserves are adjusted as information becomes available upon which a more accurate estimate of eventual costs can be made. Such estimates are subject to numerous variables, the effects of which are difficult to measure, including the stage of the investigations, the nature of potential remedies, the joint and several liability with other potentially responsible parties, availability of insurance and government funds and other issues. Accordingly, the ultimate cost of these matters cannot be determined at this time and may not be resolved for a number of years. The net reserves of $4,365,000 at March 31, 1995 represent the Company's best estimate of probable exposures at this time. Based upon information currently available, it is not anticipated that the outcome of these




                           -9-
                            GUARDSMAN PRODUCTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995


                                   CONTINUED



environmental matters will materially affect the Company's consolidated financial position. The ultimate effect of these matters on the Company's results of operations cannot be predicted because any such effect depends on the amount and timing of charges to operations resulting from new information as it becomes available.

Approximately $410,000 is included as an offset to these net reserves at March 31, 1995. This amount represents estimated reimbursements from a state government agency for costs expended and to be expended for site restoration of an area formerly containing underground storage tanks.

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

NOTE F - INTEREST PAYMENTS

Payment of interest due under the Company's borrowings amounted to $345,000 and $151,000 during the three-month periods ended March 31, 1995 and 1994, respectively.
























                           -10-
                            GUARDSMAN PRODUCTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1. Results of Operations - First Quarter 1995 Compared to First
   Quarter 1994

  Net sales for the first quarter of 1995 totaled a record $64,340,000, an increase of $19,390,000 (43.1%) compared to the first quarter of 1994. Coatings Group sales increased $15,316,000 (43.0%) due primarily to increases in unit volume. The Group's liquid and powder coatings product lines realized an increase in net sales of $13,452,000, which included $12,178,000 of sales for Moline Paint Manufacturing Co., which was acquired on August 31, 1994. The Group's liquid coatings product lines realized a 22.8% volume increase and an increase in average selling prices, due primarily to a change in product mix which includes the addition of Moline. The Group's resin product lines experienced an increase in net sales of $1,864,000 representing a 37.2% volume increase due primarily to increased customer demand. Compared to the 1994 period, the Consumer Products Group's net sales increased $4,074,000
  (43.6%).   Approximately one-third of the increase is due to the
  acquisition of Soil Shield International, Inc. on January 30, 1995. The Group's Specialty Products, United Kingdom and Atlanta Sundries divisions continue to report strong sales growth.

  Consolidated gross margin as a percentage of sales was 33.1% in the first quarter of 1995 compared to 35.0% in 1994. This decrease reflects increases in raw material costs in the fourth quarter of 1994 and the first quarter of 1995 as well as a shift in product mix with resin, automotive maintenance and private label products, which generate lower margins as a percentage of sales, representing a larger proportion of sales in the 1995 period. In addition, promotional discounts offered by the Consumer Products Group during the first quarter of 1995 contributed to the decline in the gross profit rate.

  Operating expenses for the first quarter of 1995 totaled $18,080,000 compared to $13,584,000 for the 1994 period. The increase in operating expenses reflects the addition of Moline's administrative expenses and increased selling expenses due to additional sales. As a percentage of sales, operating expenses decreased to 28.1% in 1995 from 30.2% in 1994.

  The Company's effective tax rate for the quarter ended March 31, 1995 was 41.0% compared to 42.0% during the same 1994 period. The effective tax rates are influenced by the relationship of permanent differences to estimated taxable income.

  Net income amounted to $1,672,000 for 1995, up 43.5% from the $1,165,000 earned during the first quarter of 1994. Earnings per share increased 20% to $.18 per share in the first quarter of 1995 compared to $.15 per share in 1994, based on an average of 19% more shares outstanding during the first quarter of 1995 than during 1994.


                           -11-
2. Liquidity, Capital Resources and Financial Condition

  During the three months ended March 31, 1995, the Company's operations generated net cash flows of $872,000. During this period, the Company made cash payments of $1,297,000 associated with the acquisitions of Soil Shield and Moline, paid dividends of $762,000, and invested $1,544,000 in fixed assets. Outstanding debt increased $2,239,000 during the first three months of 1995.

  During the three-month period ended March 31, 1995, accounts receivable increased $4,984,000, inventories increased $1,650,000 and accounts payable increased $3,723,000. Included in these increases is the consolidation of Soil Shield effective January 30, 1995.

  Working capital was $45,135,000 at March 31, 1995 compared to $42,373,000 at December 31, 1994. The current ratio was 2.3 to 1 at March 31, 1995 and 2.4 to 1 at December 31, 1994.

  Management believes that internally generated funds will be adequate to finance future property and equipment additions and meet existing obligations under its long-term borrowing agreements. The Company anticipates that any business acquisitions in the future will be financed with cash flows from operations or by the issuance of long-term debt or common stock. At March 31, 1995, the Company had $10,972,000 of unused credit available under its unsecured long-term revolving credit agreements and $6,072,000 available under its unsecured short-term revolving credit agreements.

  Like other companies in its industry, Guardsman is subject to existing and evolving standards related to the protection of the environment. For information regarding environmental obligations, see Note E to the Condensed Consolidated Financial Statements.






















                           -12-
                            GUARDSMAN PRODUCTS, INC.


                          PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               (11) Statement re:  Computation of Per Share Income.

               (27) Financial Data Schedule

          b)   Reports on Form 8-K

               The Registrant did not file a Form 8-K Current Report during the first quarter of 1995.


































                           -13-
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GUARDSMAN PRODUCTS, INC.





Date:  May 8, 1995                   \s\Henry H. Graham, Jr.
                                     Henry H. Graham, Jr.
                                       Vice President of Finance and
                                       Chief Financial Officer





































                           -14-