Form 10-Q/A
period 1995-03-30
GUARDSMAN PRODUCTS INC
filed 1995-05-09
CIK 44420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                         Amendment No. 1 to Form 10-Q

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






                           -1-
     This Amendment No. 1 to Form 10-Q is filed solely for the purpose of filing with the Commission Exhibits 11 and 27.




















































                           -2-
                            GUARDSMAN PRODUCTS, INC.


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


































                           -3-
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GUARDSMAN PRODUCTS, INC.





Date:  May 9, 1995                   \s\Henry H. Graham, Jr.
                                     Henry H. Graham, Jr.
                                       Vice President of Finance and
                                       Chief Financial Officer





































                           -4-
                                EXHIBIT INDEX

Exhibit
Number                    Document

11     Statement re:  Computation of Per Share Income

27     Financial Data Schedule












































                           -5-