Form 10-Q
period 1995-06-30
GUARDSMAN PRODUCTS INC
filed 1995-08-02
CIK 44420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                         Commission File Number 1-4704

                            GUARDSMAN PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                            38-0593900
          (State of incorporation) (I.R.S. Employer Identification No.)

                  3033 Orchard Vista Drive, S.E., Suite 200
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

                              Yes __X_     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $1 Par Value, 9,522,491 shares at July 31, 1995.

                            GUARDSMAN PRODUCTS, INC.

                               TABLE OF CONTENTS

                                                               Page No.


Part I - Financial Information

Management Representation                                          3

Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994                         4

       Condensed Consolidated Statements of Income -
       Three Months and Six Months Ended June 30, 1995 and 1994    6

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1995 and 1994                     7

       Notes to Condensed Consolidated Financial
       Statements - June 30, 1995                                  8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       11

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders      14

Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                        15

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the registrant as of June 30, 1995 and December 31, 1994, the results of operations for the three months and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

                              GUARDSMAN PRODUCTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Unaudited, in thousands)
                                               June 30,       December 31,
                                                 1995            1994
ASSETS

Current assets
 Cash and cash equivalents                    $   7,693        $   5,630
 Accounts receivable, less allowances
   of $679 and $808, respectively                36,019           29,517
 Inventories                                     32,408           31,324
 Deferred income taxes                            2,092            1,866
 Other current assets                             5,662            5,224
Total current assets                             83,874           73,561


Property and equipment                           49,289           46,666
  Less accumulated depreciation                  19,775           18,689
                                                 29,514           27,977

Goodwill, less accumulated amortization
  of $3,735 and $3,251, respectively             20,265           20,336

Other intangibles, less accumulated
  amortization of $5,198 and $5,374,
  respectively                                   13,144           12,587

Other assets                                      3,112            2,591
                                              $ 149,909        $ 137,052













                     The accompanying notes are an integral
                       part of these financial statements

                                        GUARDSMAN PRODUCTS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                               (Unaudited, in thousands except share data)


                                                  June 30,       December 31,
                                                   1995              1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                               $   20,415        $   19,286
 Income taxes                                          132               510
 Current maturities of long-term debt                   78                93
 Other current liabilities                          10,620            11,299
Total current liabilities                           31,245            31,188

Long-term debt                                      35,584            27,805

Other liabilities                                   15,526            13,633

Stockholders' equity
 Common stock, $1 par value
 Authorized - 30,000,000 shares
 Issued and outstanding - 9,502,781
   shares in 1995, 9,482,199 shares
   in 1994                                           9,503             9,482
 Additional paid-in capital                         46,770            46,560
 Retained earnings                                  12,480             9,949
 Cumulative translation adjustments                 (1,199)           (1,565)
                                                    67,554            64,426
                                                $  149,909        $  137,052







                     The accompanying notes are an integral
                       part of these financial statements





                                      5

                                   GUARDSMAN PRODUCTS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   (Unaudited, in thousands except share and per share data)

                           Three Months Ended             Six Months Ended
                                June 30,                      June 30,
                            1995         1994            1995         1994

Net sales                 $  63,317   $   48,946      $  127,657   $   93,896
Cost of sales                41,724       31,726          84,784       60,957
                             21,593       17,220          42,873       32,939
Selling, general and
 administrative
 expenses                     7,069       13,857          35,149       27,441
Interest expense                563          297           1,047          508
Investment income              (136)         (91)           (254)        (176)
Income before income
 taxes                        4,097        3,157           6,931        5,166
Income taxes                  1,720        1,326           2,882        2,170
Net income               $    2,377   $    1,831      $    4,049   $    2,996

Net income per share     $     0.25   $     0.23      $     0.43   $     0.38

Weighted average
 shares outstanding       9,495,754    7,956,326       9,489,986    7,948,644
















                       The accompanying notes are an integral
                         part of these financial statements



                                      6

                              GUARDSMAN PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Unaudited, in thousands except per share data)
                                                     Six Months Ended
                                                         June 30,
                                                   1995              1994
Operations
 Net income                                     $ 4,049            $  2,996
 Adjustments to reconcile net income
   to cash provided by operations
      Depreciation and amortization               3,496               2,422
      Deferred income taxes                        (732)                  2
      Deferred compensation and pension costs       307                 246
      Other - net                                   335                  36
      Changes in certain working capital items
        Accounts receivable                      (5,521)             (3,697)
        Inventories                                (634)                562
        Other current assets                       (109)                523
        Accounts payable                             38                  19
        Accrued expenses                           (851)                868
Cash provided by operations                         378               3,977

Investing Activities
 Purchase of businesses                          (1,344)
 Fixed asset additions                           (3,204)               (850)
 Other - net                                       (118)                643
Cash used in investing activities                (4,666)               (207)

Financing Activities
 Cash dividends - $.16 per share in
   1995 and 1994                                 (1,519)             (1,272)
 Increase (decrease) in debt                      7,413              (2,539)
 Stock issued under employee and
   stockholder plans                                232                 485
Cash provided by (used in) financing
 activities                                       6,126              (3,326)

Effect of foreign currency rate changes             225                 (85)
Increase in cash and cash equivalents             2,063                 359
Cash and cash equivalents at beginning
 of period                                        5,630               4,472
Cash and cash equivalents at end of period      $ 7,693            $  4,831

                     The accompanying notes are an integral
                       part of these financial statements

                                      7
                            GUARDSMAN PRODUCTS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995



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

NOTE B - ACQUISITION OF BUSINESS

As previously disclosed, on August 31, 1994, the Company purchased 100% of the stock of Moline Paint Manufacturing Co. ("Moline"). The accompanying condensed consolidated statements of income reflect the operating results of Moline since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Moline for the six months ended June 30, 1994 are summarized below (in thousands, except per share amounts):

                               Six Months Ended
                                 June 30, 1994
Net sales                         $113,761
Net income                           2,164
Earnings per share                     .23

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets, increased interest expense on acquisition debt and a one-time charge for the cost of certain environmental matters. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1994 or of future results of operations of the consolidated entities.

Effective January 30, 1995, the Company purchased the business and certain assets (primarily accounts receivable, inventory and intangible assets) of Soil Shield International, Inc. ("Soil Shield"), a producer and distributor




                                      8
                            GUARDSMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995


                                   CONTINUED



of retail-applied fabric protection products. The Company is servicing the former Soil Shield customers from its existing facilities. The acquisition of Soil Shield did not have a material effect on the Company's financial statements.

NOTE C - INVENTORIES

Inventories are summarized below (in thousands):

                                                June 30,   December 31,
                                                  1995         1994
Finished products                               $  17,122   $  16,680
Raw materials and work in process                  15,286      14,644
                                                $  32,408   $  31,324

NOTE D - INCOME TAXES

The Company's effective income tax rate for the six months ended June 30, 1995 was 41.6% compared to 42.0% during the same period in 1994. The effective tax rates for both periods were influenced by the relationship of permanent differences to estimated taxable income. The Company's effective income tax rate for the remainder of the year may either increase or decrease depending upon the components and level of consolidated pretax income. Income taxes paid totaled $3,990,000 and $2,066,000 for the six months ended June 30, 1995 and 1994, respectively.

NOTE E - CONTINGENCIES

Like other companies in its industry, Guardsman is subject to existing and evolving standards related to the protection of the environment. As a result, it is the Company's policy to establish reserves for site restoration costs and related claims where it is probable a liability exists and the amount can be reasonably estimated. These reserves are adjusted as information becomes available upon which a more accurate estimate of eventual costs can be made. Such estimates are subject to numerous variables, the effects of which are difficult to measure, including the stage of the investigations, the nature of potential remedies, the joint and several liability with other potentially

                                     9
                            GUARDSMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995


                                   CONTINUED


responsible parties, availability of insurance and government funds and other issues. Accordingly, the ultimate cost of these matters cannot be determined at this time and may not be resolved for a number of years. The net reserves of $4,309,000 at June 30, 1995 represent the Company's best estimate of probable exposures at this time. Based upon information currently available, it is not anticipated that the outcome of these environmental matters will materially affect the Company's consolidated financial position. The ultimate effect of these matters on the Company's results of operations cannot be predicted because any such effect depends on the amount and timing of charges to operations resulting from new information as it becomes available.

Approximately $115,000 is included as an offset to these net reserves at June 30, 1995. This amount represents estimated reimbursements from a state government agency for costs expended for site restoration of an area formerly containing underground storage tanks.

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

NOTE F - INTEREST PAYMENTS

Payment of interest due under the Company's borrowings amounted to $889,000 and $497,000 during the six month periods ended June 30, 1995 and 1994, respectively.
















                                      10
                            GUARDSMAN PRODUCTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Results of Operations - Second quarter 1995 Compared to Second quarter
     1994

     Net sales for the second quarter of 1995 increased 29.4% to $63,317,000 compared to $48,946,000 for the quarter ended June 30, 1994. Coatings Group sales increased $11,718,000 (31.4%) due primarily to increases in unit volume. The Group's liquid and powder coatings product lines realized an increase in net sales of $9,779,000, which included $11,478,000 of sales for Moline Paint Manufacturing Co., which was acquired on August 31, 1994. Excluding Moline, unit volume was down 6.6%, due mainly to the Group's metal coatings product lines, which was partially offset by an increase in the average selling price. The Group's resin product lines experienced an increase in net sales of $1,939,000 representing a 29.3% volume increase, due primarily to increased customer demand, and an increase in the average selling price. Compared to the 1994 period, the Consumer Products Group's net sales increased $2,653,000 (22.8%). Approximately 73% of the increase is due to sales for Soil Shield International, Inc., which was acquired on January 30, 1995. The Group's Specialty Products, Atlanta Sundries and Interior Care divisions continue to report strong sales growth, which was partially offset by a decrease in sales of the Group's Household lines.

     Consolidated gross margin as a percentage of sales was 34.2% in the second quarter of 1995 compared to 35.2% in 1994. This decrease reflects repetitive increases in raw material costs over the last nine months as well as a shift in product mix with resin, automotive maintenance and private label products, which generate lower margins as a percentage of sales, representing a larger proportion of sales in the 1995 period.

     Operating expenses for the second quarter of 1995 totaled $17,069,000 compared to $13,857,000 for the 1994 period. The increase in operating expenses reflects the addition of Moline's administrative expenses and increased selling expenses due to additional sales. As a percentage of sales, operating expenses decreased to 27.0% in 1995 from 28.3% in 1994.

     Interest expense for the 1995 period totaled $563,000 compared to $297,000 for the 1994 period. This increase is due to an increase in long-term borrowings and variable interest rates. The increase in long-term borrowings resulted from the purchase of Moline and Soil Shield as well as from working capital requirements.



                                      11

     The Company's effective tax rate was 42.0% for the quarters ended June 30, 1995 and 1994. The effective tax rates are influenced by the relationship of permanent differences to estimated taxable income.

     Net income amounted to $2,377,000 for 1995, up 29.8% from the $1,831,000 earned during the second quarter of 1994. Earnings per share increased 8.7% to $.25 per share in the second quarter of 1995 compared to $.23 per share in 1994, based on an average of 19% more shares outstanding than in the same quarter of 1994.

2.   Results of Operations - Six Months 1995 Compared to Six Months 1994

     Net sales for the six months ended June 30, 1995 totaled a record $127,657,000, an increase of $33,761,000 (36.0%) compared to the first six months of 1994.  Coatings Group sales increased $27,035,000
     (37.1%) due primarily to increases in unit volume. The Group's liquid and powder coatings product lines realized an increase in net sales of $23,231,000 which included $23,658,000 of sales for Moline. Excluding Moline, unit volume was down 3.3%, as discussed in the second quarter results, which was partially offset by average selling price increases. The Group's resin product lines experienced an increase in net sales of $3,804,000 representing a 33.2% volume increase and an increase in the average selling prices. The Consumer Products Group's net sales increased $6,726,000 (32.0%) compared to the 1994 period. Approximately 48% of the sales increase represents sales for Soil Shield while the additional increase is consistent with the second quarter discussed previously.

     Consolidated gross margins as a percentage of sales were 33.6% and 35.1% in the first six months of 1995 and 1994, respectively. This decline is consistent with the reasons for the decrease reported in the second quarter.

     Operating expenses for the six-month period in 1995 totaled
     $35,149,000 compared to $27,441,000 for the 1994 period. Increases for the six months were consistent with those reported for the second quarter. As a percentage of sales, operating expenses decreased to 27.5% in 1995 from 29.2% in 1994.

     Interest expense for the 1995 period totaled $1,047,000 compared to $508,000 for the 1994 period. This increase is due to an increase in long-term borrowings and variable interest rates. The increase in long-term borrowings resulted from the purchase of Moline and Soil Shield as well as from working capital requirements.

     The Company's effective tax rate for the six months ended June 30, 1995 was 41.6% compared to 42.0% during the same 1994 period. The effective tax rates are influenced by the relationship of permanent differences to estimated taxable income.


                                      12

     Net income amounted to $4,049,000 for 1995, up 35.1% from the $2,996,000 earned during the first six months of 1994. Earnings per share increased 13.2% to $.43 per share in the first six months of 1995 compared to $.38 per share in 1994, based on an average of 19% more shares outstanding than in the same period of 1994.

3.   Liquidity, Capital Resources and Financial Condition

     During the six months ended June 30, 1995, the Company's operations generated net cash flows of $378,000. During this period, the Company invested $3,204,000 in fixed assets, paid dividends of $1,519,000 and made cash payments of $1,344,000 associated with the acquisitions of Soil Shield and Moline. Cash balances increased $2,063,000 during the first half of 1995 due mainly to a seasonal cash buildup in the Canadian operations and in the United Kingdom. These funds are not currently available to pay down the Company's borrowings under the domestic revolving credit agreements. As a result of the foregoing, outstanding debt increased $7,413,000 during the first six months of 1995.

     During the six-month period ended June 30, 1995, accounts receivable increased $6,502,000, inventories increased $1,084,000 and accounts payable increased $1,129,000 primarily as a result of the Company's increased sales levels. In addition, included in these amounts is the consolidation of Soil Shield effective January 30, 1995.

     Working capital was $52,629,000 at June 30, 1995 compared to $42,373,000 at December 31, 1994. The current ratio was 2.7 to 1 at June 30, 1995 and 2.4 to 1 at December 31, 1994.

     Management believes that internally generated funds will be adequate to finance future property and equipment additions and meet existing obligations under its long-term borrowing agreements. The Company anticipates that any business acquisitions in the future will be financed with cash flows from operations and by the issuance of long-term debt or common stock. At June 30, 1995, the Company had $5,593,000 of unused credit available under its unsecured long-term revolving credit agreements and $6,093,000 available under its unsecured short-term revolving credit agreements.

     Like other companies in its industry, Guardsman is subject to existing and evolving standards related to the protection of the environment. For information regarding environmental obligations, see Note E to the Condensed Consolidated Financial Statements.







                                      13

                            GUARDSMAN PRODUCTS, INC.


                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders.

          At the Annual Meeting of Stockholders held on May 11, 1995, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated April 3, 1995:

          (a) The four nominees were elected as directors. Of the 9,485,699 shares eligible to vote, the following votes were cast:

                                         For      Withheld
               K. Kevin Hepp          5,875,876   3,205,998
               George R. Kempton      5,639,820   3,678,109
               James L. Sadler        5,639,621   3,678,507
               Robert W. Schult       5,627,145   3,703,459

          (b) The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 30,000,000 shares was approved (5,604,494 votes for, 3,390,294 votes against and 51,333 votes abstained).

          (c) The 1995 Long-Term Incentive Plan was approved (5,425,685 votes for, 3,491,591 votes against and 146,300 votes abstained).


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               (11) Statement re:  Computation of Per Share Income.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Registrant did not file a Form 8-K Current Report during the second quarter of 1995.




                                      14
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUARDSMAN PRODUCTS, INC.



Date:  August 2, 1995              By \s\ Henry H. Graham, Jr.
                                      Henry H. Graham, Jr.
                                      Vice President of Finance and
                                        Chief Financial Officer (Duly
                                        Authorized Signatory for Registrant
                                        and Principal Financial Officer)

































                                      15