Form 10-Q
period 1995-09-30
GUARDSMAN PRODUCTS INC
filed 1995-11-07
CIK 44420

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to ______.


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

                        Yes ___X___     No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $1 Par Value, 9,548,894 shares at October 31, 1995.




                       -1-
                    GUARDSMAN PRODUCTS, INC.

                        TABLE OF CONTENTS

                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

Management Representation                                   3

Item 1.  Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets -
 September 30, 1995 and December 31, 1994                   4

 Condensed Consolidated Statements of Income -
 Three Months and Nine Months Ended September 30,
 1995 and 1994                                              6

 Condensed Consolidated Statements of Cash Flows -
 Nine Months Ended September 30, 1995 and 1994              7

 Notes to Condensed Consolidated Financial
 Statements - September 30, 1995                            8

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations             11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  15

Signatures                                                 16


















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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the registrant as of September 30, 1995 and December 31, 1994, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full fiscal year.





















                                GUARDSMAN PRODUCTS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited, in thousands)


                                                September 30,       December 31,
                                                    1995                1994
ASSETS

Current assets
 Cash and cash equivalents                        $  7,076           $  5,630
 Accounts receivable, less allowances
   of $609 and $808, respectively                   36,669             29,517
 Inventories                                        32,799             31,324
 Deferred income taxes                               2,029              1,866
 Other current assets                                5,825              5,224
Total current assets                                84,398             73,561


Property and equipment                              50,250             46,666
  Less accumulated depreciation                     20,335             18,689
                                                    29,915             27,977

Goodwill, less accumulated amortization
  of $4,003 and $3,251, respectively                20,262             20,336

Other intangibles, less accumulated
  amortization of $5,814 and $5,374,
  respectively                                      12,542             12,587

Other assets                                         3,543              2,591
                                                  $150,660           $137,052











                         The accompanying notes are an integral
                           part of these financial statements


                                GUARDSMAN PRODUCTS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Unaudited, in thousands except share data)



                                                    September 30,      December 31,
                                                        1995               1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                     $  20,659          $  19,286
 Income taxes                                               644                510
 Current maturities of long-term debt                        70                 93
 Other current liabilities                               10,612             11,299
Total current liabilities                                31,985             31,188

Long-term debt                                           33,764             27,805

Other liabilities                                        16,061             13,633

Stockholders' equity
 Common stock, $1 par value
 Authorized - 30,000,000 shares
 Outstanding - 9,548,894 shares
   in 1995, 9,482,199 shares in 1994                      9,549              9,482
 Additional paid-in capital                              47,214             46,560
 Retained earnings                                       13,071              9,949
 Cumulative translation adjustments                        (984)            (1,565)
                                                         68,850             64,426
                                                      $ 150,660          $ 137,052












                         The accompanying notes are an integral
                           part of these financial statements

                                GUARDSMAN PRODUCTS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands except share and per share data)


                                    Three Months Ended              Nine Months Ended
                                       September 30,                  September 30,
                                    1995           1994            1995            1994

Net sales                      $   61,481      $   51,102      $  189,138      $  144,998
Cost of sales                      41,482          33,661         126,266          94,618
                                   19,999          17,441          62,872          50,380
Selling, general and
 administrative expenses           17,394          14,648          52,543          42,089
Interest expense                      568             267           1,615             775
Investment income                    (180)           (104)           (434)           (280)
Income before income taxes          2,217           2,630           9,148           7,796
Income taxes                          863             948           3,745           3,118
Net income                     $    1,354      $    1,682      $    5,403      $    4,678

Net income per share           $      .14      $      .20      $      .57      $      .58

Weighted average
 shares outstanding             9,529,767       8,470,159       9,503,392       8,124,392




















                         The accompanying notes are an integral
                           part of these financial statements

                                GUARDSMAN PRODUCTS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands except per share data)

                                                         Nine Months Ended
                                                           September 30,
                                                        1995           1994
Operations
 Net income                                        $    5,403       $   4,678
 Adjustments to reconcile net income
   to cash provided by operations
   Depreciation and amortization                        5,255           3,820
   Deferred income taxes                               (1,062)           (414)
   Deferred compensation and pension costs                407             413
   Other - net                                            794             279
     Changes in certain working capital items
     Accounts receivable                               (6,171)         (4,048)
     Inventories                                       (1,025)         (2,400)
     Other current assets                                (424)            486
     Accounts payable                                     282           1,755
     Accrued expenses                                    (338)          1,379
Cash provided by operations                             3,121           5,948

Investing Activities
 Purchase of businesses                                (1,364)         (5,513)
 Fixed asset additions                                 (4,454)         (1,665)
 Other - net                                             (193)            211
Cash used in investing activities                      (6,011)         (6,967)

Financing Activities
 Cash dividends - $.24 per share in
   1995 and 1994                                       (2,282)         (2,029)
 Increase in debt                                       5,585           2,536
 Stock issued under employee and
   stockholder plans                                      722             574
Cash provided by financing activities                   4,025           1,081

Effect of foreign currency rate changes                   311             108
Increase in cash and cash equivalents                   1,446             170
Cash and cash equivalents at beginning of
 period                                                 5,630           4,472
Cash and cash equivalents at end of period         $    7,076       $   4,642


             The accompanying notes are an integral
               part of these financial statements

                    GUARDSMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 1995

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

NOTE B - ACQUISITION OF BUSINESS

As previously disclosed, on August 31, 1994, the Company purchased 100% of the stock of Moline Paint Manufacturing Co. ("Moline"). The accompanying condensed consolidated statements of income reflect the operating results of Moline since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Moline for the nine months ended September 30, 1994 are summarized below (in thousands, except per share amounts):

                             Nine Months Ended
                             September 30, 1994
Net sales                       $ 170,456
Net income                          3,431
Earnings per share                    .36

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

                       -8-
                    GUARDSMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 1995


                            CONTINUED


NOTE C - INVENTORIES

Inventories are summarized below (in thousands):

                                         September 30, December 31,
                                             1995          1994
Finished products                         $  17,671      $  16,680
Raw materials and work in process            15,128         14,644
                                          $  32,799      $  31,324

NOTE D - INCOME TAXES

The Company's effective income tax rate for the nine months ended September 30, 1995 was 40.9% compared to 40.0% during the same period in 1994. The effective tax rates for both periods were influenced by the relationship of permanent differences to estimated taxable income. The Company's effective income tax rate for the remainder of the year may either increase or decrease depending upon the components and level of consolidated pretax income. Income taxes paid totaled $4,694,000 and $2,189,000 for the nine months ended September 30, 1995 and 1994, respectively.

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


                       -9-
                    GUARDSMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 1995

                            CONTINUED


The net reserves of $3,830,000 at September 30, 1995 represent the Company's best estimate of probable exposures at this time. Based upon information currently available, it is not anticipated that the outcome of these environmental matters will materially affect the Company's consolidated financial position. The ultimate effect of these matters on the Company's results of operations cannot be predicted because any such effect depends on the amount and timing of charges to operations resulting from new information as it becomes available.

Approximately $626,000 is included as an offset to these net reserves at September 30, 1995. This amount represents estimated probable reimbursements from certain insurance carriers and from a state government agency for costs expended for site restoration.

The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

NOTE F - INTEREST PAYMENTS

Payment of interest due under the Company's borrowings amounted to $1,461,000 and $714,000 during the nine month periods ended September 30, 1995 and 1994, respectively.




















                      -10-
                    GUARDSMAN PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  RESULTS OF OPERATIONS - THIRD QUARTER 1995 COMPARED TO THIRD QUARTER
    1994

    Net sales for the third quarter of 1995 increased 20.3% to $61,481,000 compared to $51,102,000 for the quarter ended September 30, 1994. Coatings Group sales increased $7,431,000 (18.9%) due primarily to increases in unit volume and average selling prices. The Group's liquid and powder coatings product lines realized an increase in net sales of $6,633,000, which included a sales increase of $7,291,000 for Moline Paint Manufacturing Co., which was acquired on August 31, 1994, and thus included in consolidated results for the full quarter of 1995 compared to one month in the 1994 quarter. Excluding Moline, the Group's liquid coatings product lines realized a unit volume decrease, due mainly to a reduction in sales of the Group's metal coatings product lines. The Group's resin product lines experienced an increase in net sales of $798,000 representing both a volume increase, due primarily to increased customer demand, and an increase in the average selling price. Compared to the 1994 period, the Consumer Products Group's net sales increased $2,947,000 (25.0%).
    Approximately 64% of the increase is due to sales for Soil Shield International, Inc., which was acquired on January 30, 1995. The Group's Specialty Products and Interior Care divisions continue to report strong sales growth, which was partially offset by a decrease in sales of the Group's Household lines.

    Consolidated gross margin as a percentage of sales was 32.5% in the third quarter of 1995 compared to 34.1% in 1994. This decrease reflects repetitive increases in raw material costs as well as a shift in product mix toward resin and automotive aftermarket products, which generate lower margins as a percentage of sales.

    Operating expenses for the third quarter of 1995 totaled $17,394,000 compared to $14,648,000 for the 1994 period. The increase in operating expenses reflects the addition of both Moline's and Soil Shield's selling and administrative expenses and increased selling expenses due to additional sales. Current year operating expenses were also impacted by approximately $500,000 of expenses associated with studies of reorganization and shareholder value options, as discussed in Liquidity, Capital Resources and Financial Condition below. As a percentage of sales, 1995 operating expenses were comparable to 1994.

    Interest expense for the 1995 period totaled $568,000 compared to $267,000 for the 1994 period. This increase is due to an increase in


                      -11-
    long-term borrowings and variable interest rates. The increase in long-term borrowings resulted from the purchase of Moline and Soil Shield as well as from working capital requirements.

    The Company's effective tax rate was 38.9% and 36.0% for the quarters ended September 30, 1995 and 1994, respectively. The effective tax rates are influenced by the relationship of permanent differences to estimated taxable income.

    Net income for the quarter of $1,354,000 or $.14 per share is after approximately $.03 per share associated with the Company's study of reorganization options. Net income for the third quarter of 1994 amounted to $1,682,000 or $.20 per share.

2.  RESULTS OF OPERATIONS - NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

    Net sales for the nine months ended September 30, 1995 totaled $189,138,000, an increase of $44,140,000 (30.4%) compared to the first nine months of 1994. Coatings Group sales increased $34,670,000 (31.0%) due primarily to increases in unit volume and average selling prices. The Group's liquid and powder coatings product lines realized an increase in net sales of $29,864,000, which included a sales increase of $30,949,000 for Moline. Excluding Moline, the Group's liquid coatings product lines realized a unit volume decrease, as discussed in the third quarter results, which was partially offset by average selling price increases. The Group's resin product lines experienced an increase in net sales of $4,602,000 representing both a volume increase and an increase in the average selling price. The Consumer Products Group's net sales increased $9,674,000 (29.5%) compared to the 1994 period. Approximately 53% of the sales increase represents sales for Soil Shield while the additional increase is consistent with the third quarter discussed previously.

    Consolidated gross margins as a percentage of sales were 33.2% and 34.7% in the first nine months of 1995 and 1994, respectively. This decline is consistent with the reasons for the decrease reported in the third quarter.

    Operating expenses for the nine-month period in 1995 totaled $52,543,000 compared to $42,089,000 for the 1994 period. Increases for the nine months were consistent with those reported for the third quarter. Current year operating expenses were also impacted by approximately $500,000 of expenses associated with studies of reorganization and shareholder value options. As a percentage of sales, operating expenses decreased to 27.8% in 1995 from 29.0% in 1994.

    Interest expense for the 1995 period totaled $1,615,000 compared to $775,000 for the 1994 period. This increase is due to an increase in


                      -12-
    long-term borrowings and variable interest rates. The increase in long-term borrowings resulted from the purchase of Moline and Soil Shield as well as from working capital requirements.

    The Company's effective tax rate for the nine months ended September 30, 1995 was 40.9% compared to 40.0% during the same 1994 period. The effective tax rates are influenced by the relationship of permanent differences to estimated taxable income.

    Net income increased 15.5% to $5,403,000 for the nine months compared to $4,678,000 for the nine months of 1994. Earnings per share of $.57 for the nine months of 1995, which is after approximately $.03 per share associated with the Company's study of reorganization options, compared to $.58 per share in 1994, calculated on 9,503,392 shares outstanding in 1995 compared to 8,124,392 shares outstanding during 1994.

3.  LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

    During the nine months ended September 30, 1995, the Company's operations generated net cash flows of $3,121,000. During this period, the Company invested $4,454,000 in fixed assets, paid dividends of $2,282,000 and made cash payments of $1,364,000 associated with the acquisitions of Soil Shield and Moline. Cash balances increased $1,446,000 during the first nine months of 1995 due mainly to a seasonal cash buildup in the Canadian operations and in the United Kingdom. These funds are not currently available to pay down the Company's borrowings under the domestic revolving credit agreements. As a result of the foregoing, outstanding debt increased $5,585,000 during the first nine months of 1995.

    During the nine-month period ended September 30, 1995, accounts receivable increased $7,152,000, inventories increased $1,475,000 and accounts payable increased $1,373,000 primarily as a result of the Company's increased sales levels. In addition, included in these amounts is the consolidation of Soil Shield effective January 30, 1995.

    Working capital was $52,413,000 at September 30, 1995 compared to $42,373,000 at December 31, 1994. The current ratio was 2.6 to 1 at September 30, 1995 and 2.4 to 1 at December 31, 1994.

    Management believes that internally generated funds will be adequate to finance future property and equipment additions and meet existing obligations under its long-term borrowing agreements. The Company anticipates that any business acquisitions in the future will be financed with cash flows from operations and by the issuance of long-term debt or common stock. At September 30, 1995, the Company had $7,418,000 of unused credit available under its unsecured long-term


                      -13-
    revolving credit agreements and $6,118,000 available under its unsecured short-term revolving credit agreements.

    Like other companies in its industry, Guardsman is subject to existing and evolving standards related to the protection of the environment. For information regarding environmental obligations, see Note E to the Condensed Consolidated Financial Statements.

    The third quarter of 1995 includes approximately $500,000 of administrative costs associated with special studies of reorganization options to increase the Company's long-term profitability. While the Company expects that certain additional one-time costs of significantly greater magnitude could be incurred in the fourth quarter due to the potential implementation of our reorganization plans, execution of these reorganization options is expected to have a positive effect on future results of operation.



































                      -14-
                    GUARDSMAN PRODUCTS, INC.


                   PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         (3)     Registrant's Restated Certificate of Incorporation

         (10-A) First amendment to the Consulting Agreement between the Registrant and Paul K. Gaston

         (10-B) Second amendment to the Consulting Agreement between the Registrant and Paul K. Gaston

         (11)    Statement re:  Computation of Per Share Income

         (27)    Financial Data Schedule

    (b)  Reports on Form 8-K

         The Registrant did not file a Form 8-K Current Report during the third quarter of 1995.























                      -15-

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUARDSMAN PRODUCTS, INC.



Date:  November ___, 1995         By___________________________________
                                    Henry H. Graham, Jr.
                                    Vice President of Finance and
                                      Chief Financial Officer (Duly
                                      Authorized Signatory for Registrant
                                      and Principal Financial Officer)


































                      -16-
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GUARDSMAN PRODUCTS, INC.



Date:  November ___, 1995        By \S\ HENRY H. GRAHAM, JR.
                                    Henry H. Graham, Jr.
                                    Vice President of Finance and
                                      Chief Financial Officer (Duly
                                      Authorized Signatory for Registrant
                                      and Principal Financial Officer)

































                      -16-