Form 10-K
period 1995-12-31
GUARDSMAN PRODUCTS INC
filed 1996-03-28
CIK 44420

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________________ to
          ____________________

                      Commission File Number:  1-4704

                         GUARDSMAN PRODUCTS, INC.
          (Exact name of registrant as specified in its charter)

        DELAWARE                                    38-0593900
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

           TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock, $1.00 Par Value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<Section> 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock, $1.00 par value, held by non-affiliates of the Registrant* as of March 25, 1996, was $199,445,432 based on the closing price on that date on the New York
Stock Exchange.

As of March 25, 1996, 9,624,064 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

===========================================================================
*FOR PURPOSES OF THIS COMPUTATION, IRWIN WAYNE URAN IS DEEMED TO BE A NON-AFFILIATE OF THE REGISTRANT.
                            Page 1 of 100 pages








































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

    1.   Registrant's 1995 Annual Report to Stockholders.

    2. Registrant's Information Statement attached as Annex I to Registrant's Schedule 14D-9 dated March 8, 1996.

         The parts of the Form 10-K Annual Report into which the foregoing documents are incorporated are listed in the following Cross Reference Sheet. Only those pages of the foregoing documents which are specifically listed in the Cross Reference Sheet are incorporated by reference.

         An Exhibit Index is located on pages 21-24.































                       -2-
                           CROSS REFERENCE SHEET

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    (a)  General Development of the Business

         On March 4, 1996, the Company entered into a merger agreement with Lilly Industries, Inc. pursuant to which a wholly owned subsidiary of Lilly commenced a tender offer to purchase all outstanding shares of the Company's Common Stock (and associated preferred stock purchase rights) at a price of $23.00 per share in cash. Under the merger agreement, the successful completion of the tender offer will be followed by a merger of the Lilly subsidiary into the Company. Any Company shares that are not acquired through the tender offer (other than shares for which statutory appraisal rights are validly exercised) will be converted in the merger into the right to receive $23.00 per share in cash.

         During 1995, the Company purchased the business and certain assets of Soil Shield International, Inc., a producer and distributor of retail-applied fabric protection products.

         During 1994, the Company purchased Moline Paint Manufacturing Co., an industrial coatings manufacturer focusing on the agricultural/construction equipment and general industrial markets. In addition, the Company acquired the rights to market certain Bio Zapp paint odor eliminator products.

         During 1993, the Company purchased Atlanta Sundries, Inc., the maker of Goof-Off, a latex paint remover, and the liquid industrial coatings business and certain assets of Mar-Lak Products Company.
















                       -3-
                                                                 LOCATION OF
                                                                 INFORMATION*

         During 1992, the Company acquired in separate purchases the liquid industrial coatings businesses and certain assets of The Stulb Company and Reliable Coatings, Inc. The Company also acquired a small franchise organization in the United Kingdom during 1992. For additional information regarding acquisitions, see Note 2 to the Consolidated Financial Statements located at pages A60-61.

         During 1991, the Company sold its contract aerosol packaging plant and discontinued the operation of its Solidex solid-surface business.

    (b)  Financial Information About
         Industry Segments . . . . . . . . . . . . . . . . .A45-46, A75-77

    (c)  Narrative Description of Business

         INDUSTRY SEGMENTS
         The Company operates in two primary industries: Coatings and Consumer Products.

         PRINCIPAL PRODUCTS
         COATINGS GROUP
         The Company was founded in 1915 in the coatings manufacturing business, which remains the Company's most significant industry segment. In 1995, Coatings Group revenues accounted for 77% of the Company's total sales. This Group develops and produces industrial coatings primarily for sale to manufacturers of wood and metal products. Coatings products include paints, varnishes, enamels and lacquers which are used to finish wood household furniture, metal office furniture, appliances, agricultural/construction equipment, wood paneling, kitchen cabinets and a variety of other products. Coatings are sold primarily to durable goods manufacturers. Additionally, the Group manufactures resins for internal use and for external sale.

_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.
**    Not applicable.

                       -4-
         CONSUMER PRODUCTS GROUP
         The Company's Consumer Products Group markets and distributes a broad line of home care products such as One-Wipe[REGISTERED] and Mighty Duster[REGISTERED] Dust Cloths, One-Wipe Bathroom Cleaner, Guardsman[REGISTERED] Furniture Polish, Afta[REGISTERED] Cleaning Products, Fabri-Coate[REGISTERED] Fabric Protection Products, Chip Clip[REGISTERED] Products and Goof-Off[REGISTERED] Latex Paint Remover. In addition, this Group manufactures and distributes a variety of proprietary after-market automotive maintenance products and industrial lubricants.

         NEW PRODUCTS
         The Company's Coatings and Consumer Products Groups are engaged in research and development on several products not yet in the production stage. New product introductions have not required the investment of a material amount of total Company assets. See the discussion of research and development expenditures on page
         6 for additional information.

         RAW MATERIALS
         Raw materials are procured from a number of suppliers, chiefly by purchase from domestic sources. Many of the raw materials used in the Company's coatings business are derived from petroleum. All of these materials are generally available on the open market, although prices and availability are subject to fluctuation from time to time. Despite incurring cost increases related to petroleum sensitive raw materials during 1990 and in early 1991, the Company has not experienced any significant difficulty in obtaining raw materials.

         PATENTS AND TRADEMARKS
         Company trademarks or trade names include, but are not limited to, Guardsman, One-Wipe, Fabri-Coate, Carpet Guard[REGISTERED], Heritage[REGISTERED], Afta, Dri-Slide[REGISTERED],
         Enviro+Plus[REGISTERED], Chip Clip, Goof-Off, Guardsman WoodProTM and Company Logo. From time to time, the Company will and has sought patent protection on inventions deemed significant.

         SEASONALITY
         The Company does not experience significant seasonal fluctuations in the industries in which it operates.

         WORKING CAPITAL
         The practices of the Company and the industries in which it operates do not create any unusual working capital requirements that would be material to an understanding of the business taken as a whole.




                       -5-
         CUSTOMERS
         In the opinion of management, the loss of any single customer, or group of a few customers, would not have a materially adverse affect on the Company.

         BACKLOG
         There is no information concerning the Company's sales backlog which would be material to an understanding of the business as a whole or the Company's industry segments.

         GOVERNMENT CONTRACTS
         The Company has no material government contracts in either industry segment.

         COMPETITION
         In the United States and Canada there are numerous manufacturers of industrial coatings and resins. The industry is very competitive and includes national and small regional firms.
         While Guardsman is among the largest manufacturers of industrial coatings in North America, some of the Company's competitors have greater financial resources than the Company. Price competition is keen and, among the larger manufacturers, competitive advantage depends upon the manufacturer's ability to purchase the necessary raw materials in economic quantities, to keep pace with technological developments, to develop industrial coatings meeting the specific and changing requirements of a variety of customers, to adhere to strict quality control standards in manufacturing and to make timely deliveries.

         The Consumer Products industry in which the Company operates is also extremely competitive. There are numerous competitors, many of which have greater financial resources than the Company, and no one competitor nor any small number of competitors is dominant. The principal methods of competition in this industry are price, quality, performance and service.

         RESEARCH AND DEVELOPMENT
         Guardsman devotes significant effort and financial resources to company-sponsored research and development, primarily within the
         Coatings Group.   The Company's research and development has been
         responsible for continuing refinements in the quality of its wood and metal coatings, advances in technology that lower emissions into the atmosphere from customers' production processes and refinement and development of new products for the Coatings and Consumer Products Groups. The Company spent $8.4 million for research and development in 1995, $6.9 million in 1994 and $5.9 million in 1993. Within the Coatings Group, research and development expenditures amounted to 4.2% of net sales in 1995, 4.4% in 1994 and 4.3% in 1993.


                       -6-
                                                                 LOCATION OF
                                                                 INFORMATION*

         ENVIRONMENTAL REGULATIONS
         Compliance with federal, state and local laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures and competitive position of the Company. For additional information regarding the effect of environmental obligations on results of operations and financial position, see Note 8 to the Consolidated Financial Statements located on pages A67-68.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

         While the Company maintains foreign operations in Canada and the United Kingdom, there are no unusual risks attendant to these operations and neither of the Company's industry segments are primarily dependent upon such operations.

ITEM 2.  DESCRIPTION OF PROPERTY

    The following table shows the location and floor space of the principal plants owned by the Company. Also included is the industry segment in which each plant is primarily utilized. Each plant contains facilities for manufacturing, research, warehousing and office space. The Company also leases administrative office space as well as warehouse space in various locations throughout North America and the United Kingdom.






_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.






                       -7-
                                                                 LOCATION OF
                                                                 INFORMATION*



                                      FLOOR SPACE IN
           LOCATION                    SQUARE FEET        INDUSTRY SEGMENT
       Grand Rapids, MI                   231,500             Coatings
       Moline, IL                          76,400             Coatings
       Cornwall, ONT, Canada               68,000             Coatings
       High Point, NC                      59,400             Coatings
       Rocky Hill, CT                      57,100             Coatings
       South Gate, CA                      40,900             Coatings
       Little Rock, AR                     32,400             Coatings
       Seattle, WA                         29,500             Coatings
       Tulsa, OK                           28,200             Coatings
       Fremont, MI                         10,000          Consumer Products

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements. Guardsman is also subject to existing and evolving standards related to the protection of the environment. See Note 8 to the Consolidated Financial Statements located at pages A67-68 for additional information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . .**




_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.
**    Not applicable.

                       -8-
                                                                 LOCATION OF
                                                                 INFORMATION*


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS

         (a)  Market Information . . . . . . . . . . . . . . . . . . . A81
         (b)  Holders

                                                  APPROXIMATE NUMBER
                     TITLE OF CLASS               OF RECORD HOLDERS
         Common Stock, $1.00 Par Value                   2,395
         Preferred Stock, $1.00 Par Value                 None

         (c)  Dividends. . . . . . . . . . . . . . . . . . . . . . . . A81

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . .A45-46, A75-77

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         (a)  Full Fiscal Years. . . . . . . . . . . . . . . . . . .A46-51
         (b)  Interim Periods. . . . . . . . . . . . . . . . . . . . . .**

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

         (a)  Report of Independent Public Accountants . . . . . . .A79-80
         (b)  Consolidated Balance Sheets--
              December 31, 1995 and 1994 . . . . . . . . . . . . . .A52-53
         (c)  Consolidated Statements of Income--
              Years ended December 31, 1995, 1994 and 1993 . . . . . . A54

_______________

*     All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the
      Securities and Exchange Commission.
**    Not applicable.
                       -9-
                                                                 LOCATION OF
                                                                 INFORMATION*


         (d)  Consolidated Statements of Stockholders'
              Equity--Years ended December 31, 1995, 1994
              and 1993 . . . . . . . . . . . . . . . . . . . . . . . . A55
         (e)  Consolidated Statements of Cash Flows--
              Years ended December 31, 1995, 1994 and 1993 . . . . .A56-57
         (f)  Notes to Consolidated Financial Statements--
              December 31, 1995. . . . . . . . . . . . . . . . . . .A58-78

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .**

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

         (a)  Identification of Directors. . . . . . . . . . .A82-83, I6-7
         (b)  Identification of Executive Officers . . . . . . . A83, I7-8
         (c)  Identification of Certain
              Significant Employees. . . . . . . . . . . . . . . . . . .**
         (d)  Family Relationships . . . . . . . . . . . . . . . . . . .**
         (e)  Business Experience. . . . . . . . . . . . . . . . . . .I6-8
         (f)  Involvement in Certain Legal
              Proceedings. . . . . . . . . . . . . . . . . . .7, 8, A67-68
         (g)  Promoters and Control Persons. . . . . . . . . . . . . . .**



_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.
**    Not applicable.








                      -10-
                                                                 LOCATION OF
                                                                 INFORMATION*

ITEM 11. EXECUTIVE COMPENSATION

         (a)  Summary Compensation Table . . . . . . . . . . . . . .I11-12
         (b)  Option Grants Table. . . . . . . . . . . . . . . . . .I12-13
         (c)  Aggregated Option Exercises and
              Fiscal Year-end Option Value Table . . . . . . . . . . . I13
         (d)  Long-term Incentive Plan Awards Table. . . . . . . . .I13-14
         (e)  Defined Benefit Plan Disclosure. . . . . . . . . . . .I14-15
         (f)  Compensation of Directors. . . . . . . . . . . . . . .I10-11
         (g)  Employment Contracts . . . . . . . . . . . . . . . . . . I12
         (h)  Additional Information with Respect
              to Compensation Committee Interlocks and
              Insider Participation in Compensation
              Decisions. . . . . . . . . . . . . . . . . . . . . . . . I16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners. . . . . .I2
         (b)  Security Ownership of Management . . . . . . . . . . . . .I3
         (c)  Changes in Control . . . . . . . . . . . . . . . . . . .I3-4

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Transactions With Management and Others. . . . . . . . . .**
         (b)  Certain Business Relationships . . . . . . . . . . . . . .**
         (c)  Indebtedness of Management . . . . . . . . . . . . . . . I16
         (d)  Transactions With Promoters. . . . . . . . . . . . . . . .**




_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.
**    Not applicable.






                      -11-
                                                                 LOCATION OF
                                                                 INFORMATION*

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

1. FINANCIAL STATEMENTS. The consolidated financial statements of Guardsman Products, Inc., and the report of independent public accountants covering these financial statements, included in the Company's 1995 Annual Report to Stockholders are incorporated herein by reference and are listed in Item 8 of this Cross Reference Sheet.

2. FINANCIAL STATEMENT SCHEDULE.** The following consolidated financial statement schedule is included in Item 14(d) and should be read in conjunction with the consolidated financial statements of Guardsman Products, Inc.:

        Report of Independent Public Accountants
        on Financial Statement Schedule . . . . . . . . . . . . . .Page 18

        Schedule II - Valuation and Qualifying Accounts . . . .Pages 19-20

3. EXHIBITS. The exhibits included in Item 14(c) are listed on the accompanying Exhibit Index on pages 21 to 24.


_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.
** All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable or equivalent disclosure has been made in the consolidated financial statements and notes thereto, which are included in the Registrant's 1995 Annual Report to Stockholders, and are incorporated herein. Therefore, these schedules have been omitted.


                      -12-
                    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following is a listing of executive compensation plans and arrangements (also included in the accompanying Exhibit Index), noting where a copy of each plan or arrangement can be found:

    10-A Employment Agreement between the Registrant and Charles E.
         Bennett - Form 10-Q for the quarter ended June 30, 1990,
         Exhibit 10a.
    10-B Employment Agreement between the Registrant and Edward D.
         Corlett - Form 10-Q for the quarter ended June 30, 1990,
         Exhibit 10b.
    10-C Employment Agreement between the Registrant and Keith C.
         Vander Hyde, Jr. - Form 10-Q for the quarter ended September
         30, 1991, Exhibit 10b.
    10-D Employment Agreement between the Registrant and Everette L.
         Martin dated August 10, 1995, Pages 25 to 32.
    10-E Employment Agreement between the Registrant and Henry H.
         Graham, Jr. - Form 10-K for the year ended December 31, 1995,
         Exhibit 10-E.
    10-F Form of Guardsman Products, Inc., Supplemental Executive
         Retirement Plan - Form 10-K for the year ended December 31, 1989, Exhibit 10-D.
    10-G Amendments to Guardsman Products, Inc., Supplemental
         Executive Retirement Plan - Form 10-K for the year ended December 31, 1989, Exhibit 10-E.
    10-H Guardsman Products, Inc., Retirement Plan for Directors,
         with attached amendments - Form 10-K for the year ended
         December 31, 1992, Exhibit 10-H.
    10-I Guardsman Products, Inc. Pension Restoration Plan - Form 10-K
         for the year ended December 31, 1995, Exhibit 10-I.
    10-K Guardsman Products, Inc. 1980 Performance Award Plan -
         Form 10-K for the year ended December 31, 1983, Exhibit 10-B. 10-L Guardsman Products, Inc., 1984 Incentive Stock Option Plan,
         with attached amendments - Form 10-K for the year ended December 31, 1992, Exhibit 10-K.
    10-M Guardsman Products, Inc., 1988 Stock Option Plan, with attached amendments - Form 10-K for the year ended December 31, 1992,
         Exhibit 10-L.
_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.


                      -13-
                                                                 LOCATION OF
                                                                 INFORMATION*

    10-N Guardsman Products, Inc., 1991 Stock Option Plan - Definitive
         Proxy Statement filed April 3, 1991, Exhibit A.
    10-O Guardsman Products, Inc., 1995 Long-Term Incentive Plan
         - Definitive Proxy Statement filed March 27, 1995, Exhibit A. 10-Q Consulting Agreement between the Registrant and Paul K. Gaston
         - Form 10-K Annual Report for the year ended December 31, 1994,
         Exhibit 10-P.
    10-R Amendments to Consulting Agreement between the Registrant and
         Paul K. Gaston - Form 10-Q Quarterly Report for the quarter ended September 30, 1995, Exhibits 10-A and 10-B.
    10-S Trust Under Consulting Agreement between the Registrant and
         Old Kent Bank dated July 31, 1995, Pages 33 to 41.
    10-T Non-Qualified Stock Option Agreement between the Registrant and
         Paul K. Gaston - Form 10-K Annual Report for the year ended December 31, 1994, Exhibit 10-Q.
    10-U Amendment to Non-Qualified Stock Option Agreement between the
         Registrant and Paul K. Gaston dated August 10, 1995, Page 42.

    (b) The Company filed a Form 8-K on November 17, 1995, in which it reported the restructuring of its Coatings Group including the closing of it Grand Rapids, Michigan coatings manufacturing plant with the related business being relocated to other Company facilities. No financial statements were filed in connection with this Form 8-K.

    (c)  Exhibits required to be filed in response to this portion of
         Item 14 are submitted as a separate section of this report.

    (d) Financial statement schedule required to be filed in response to this portion of Item 14 is submitted as a separate section of this report.


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . Pages 15-16


_______________

* All page references preceded by the letter "A" are to the page numbers of the 1995 Annual Report to Stockholders incorporated herein by reference at Exhibit 13-A, page references preceded by the letter "I" refer to pages in the Information Statement attached as Annex I to the Company's Schedule 14D-9 dated
      March 8, 1996, and other page references refer to the sequential numbers on the original copy of the Form 10-K filed with the Securities and Exchange Commission.


                      -14-
                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GUARDSMAN PRODUCTS, INC.
                                  (registrant)


Dated:  March 28, 1996            By /S/ HENRY H. GRAHAM, JR.
                                     Henry H. Graham, Jr.
                                      Vice President of Finance,
                                      Chief Financial Officer
                                      and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 29, 1996 by the following persons on behalf of the registrant and in the capacities indicated:


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


/S/ K. KEVIN HEPP                      /S/ GEORGE R. KEMPTON
K. Kevin Hepp*                         George R. Kempton*
  Director                               Director


/S/ WINTHROP C. NEILSON                /S/ ROBERT D. TUTTLE
Winthrop C. Neilson*                   Robert D. Tuttle*
  Director                               Director


                      -15-
/S/ JAMES L. SADLER                    /S/ ROBERT W. SCHULT
James L. Sadler*                       Robert W. Schult*
  Director                               Director


*By/S/ HENRY H. GRAHAM, JR.
   Henry H. Graham, Jr.
   Attorney-in-fact











































                      -16-
                        ANNUAL REPORT ON FORM 10-K

                            ITEM 14(c) and (d)

                       FINANCIAL STATEMENT SCHEDULE

                                    AND

                             CERTAIN EXHIBITS

                       YEAR ENDED DECEMBER 31, 1995

                         GUARDSMAN PRODUCTS, INC.

                          GRAND RAPIDS, MICHIGAN




































                      -17-
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON FINANCIAL STATEMENT
                                 SCHEDULE


To the Stockholders and Board of Directors of Guardsman Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Guardsman Products, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1996 (except with respect to the matter discussed in Note 15, as to which the date is March 4, 1996). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 as explained in note 4 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at
Item 14(a)2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/S/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
Grand Rapids, Michigan
January 25, 1996 (except with respect
to the matter discussed in Note 15,
as to which the date is
March 4, 1996)

















                      -18-

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      GUARDSMAN PRODUCTS, INC.
                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                        AMOUNTS IN THOUSANDS
          COL A                                  COL B                    COL C                      COL D              COL E
                                                                        ADDITIONS
                                                                                 CHARGED
                                               BALANCE AT      CHARGED TO        TO OTHER                              BALANCE
                                               BEGINNING       COSTS AND        ACCOUNTS--         DEDUCTIONS--        AT END
       DESCRIPTION                             OF PERIOD       EXPENSES          DESCRIBE            DESCRIBE         OF PERIOD
Year ended December 31, 1995:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                                   $  3,251         $   913          $_______          $    270<FF>         $3,894
  Accumulated amortization of
    other intangible assets <FA>                  5,374           2,547           _______             1,780<FF>          6,141
  Accounts receivable allowances                    808             648                                 887<FG>            569

Year ended December 31, 1994:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                                      2,657             669           _______                75<FC>          3,251
  Accumulated amortization of
    other intangible assets <FA>                  4,003           1,980           _______               609<FE>          5,374
  Accounts receivable allowances                    859             329           _______               380<FG>            808

Year ended December 31, 1993:
  Deducted from asset accounts:

  Accumulated amortization of
    goodwill                                      2,078             518                109<FB>           48<FC>          2,657
  Accumulated amortization of
    other intangible assets <FA>                  3,565           1,554                 38<FB>        1,154<FE>          4,003
  Reserve for discontinued operations             1,520          ______           ________              358<FD>          1,162
  Accounts receivable allowances                    514             629           ________              284<FG>            859

NOTES:

<FA> Other intangible assets include costs of formulas, patents, trademarks and other costs.
<FB> Additions charged to other accounts represent accumulated amortization amounts for Armorguard
     Products, Inc., which was fully consolidated effective January 1, 1993.
<FC> Deductions from accumulated amortization of goodwill represent foreign currency translation adjustments in 1994  and 1993.
<FD> Deductions from the reserve for discontinued operations represent the disposal of associated assets during 1994 and 1993.

                                      -19-
<FE> Deductions from accumulated amortization of other intangible assets for 1994 and 1993 represent the write-off of fully amortized intangible assets.
<FF> Deductions from accumulated amortization of goodwill and other intangible assets represent the write-off of goodwill and other intangible assets as a result of the restructuring and foreign currency translation adjustments in 1995.
<FG> Deductions from accounts receivable allowances represent doubtful accounts charged to the allowance.










































                      -20-
                               EXHIBIT INDEX


 3-A Guardsman Products, Inc., Restated Certificate of Incorporation, which was filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange
          Commission on November 7, 1995, is hereby incorporated by reference.

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

                      -21-
10-A Employment Agreement between the Registrant and Charles E. Bennett, which was filed as an exhibit to the Registrant's
          Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 1990, is hereby incorporated by reference.

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

10-D Employment Agreement between the Registrant and Everette C. Martin dated August 10, 1995, Pages 25 to 32.

10-E Employment Agreement between the Registrant and Henry H. Graham, Jr., which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

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

10-I Guardsman Products, Inc. Pension Restoration Plan which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

                      -22-
10-J Form of Indemnity Agreement entered into by the Registrant with the directors and executive officers of the Corporation, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1986, is hereby incorporated by reference.

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

10-O Guardsman Products, Inc., 1995 Long-Term Incentive Plan, which was filed as an exhibit to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 1995, is hereby incorporated by reference.

10-P Guardsman Products, Inc. 1988 Dividend Reinvestment and Stock Purchase Plan, which was filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 1988, is hereby incorporated by reference.

10-Q Consulting Agreement between the Registrant and Paul K. Gaston, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

10-R Amendments to Consulting Agreement between the Registrant and Paul K. Gaston, which were filed as an exhibit to the Registrant's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 7, 1995, are hereby incorporated by reference.



                      -23-
10-S Trust Under Consulting Agreement between the Registrant and Old Kent Bank dated July 31, 1995, Pages 33 to 41.

10-T Non-Qualified Stock Option Agreement between the Registrant and Paul K. Gaston, which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

10-U Amendment to Non-Qualified Stock Option Agreement between the Registrant and Paul K. Gaston dated August 10, 1995, Page 42.

10-V Stockholder Agreement between the Registrant and James L. and John H. Sadler which was filed as an exhibit to the Registrant's Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

10-W Amendment to Stockholder Agreement between the Registrant and James L. and John H. Sadler dated November 9, 1995, Page 43.

10-X Noncompetition Agreement between the Registrant and James L. Sadler which was filed as an exhibit to the Registrant's Form
          10-K Annual Report filed with the Securities and Exchange Commission on March 30, 1995, is hereby incorporated by reference.

11        Statement Re:  Computation of Per Share Income, Page 44.

13        Excerpts from 1995 Annual Report to Stockholders, Pages 45 to
          85.

21        List of Subsidiaries, Page 86.

23        Consent of Independent Public Accountants, Page 87.

24        Powers of Attorney, Pages 88 to 100.















                      -24-